Form 10-Q
period 2011-06-30
Cottonwood Acquisition Corp
filed 2011-08-22
CIK 1522212

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2011

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to


       Commission file number 	000-54425

                     COTTONWOOD ACQUISITION CORPORATION
           (Exact name of registrant as specified in its charter)

            Delaware                            45-1877140
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)


                 9454 Wilshire Boulevard, Suite 612
                     Beverly Hills, California 90212
          (Address of principal executive offices)  (zip code)

                              202/387-5400
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes  X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer         Accelerated Filer
   Non-accelerated filer          Smaller reporting company  X
   (do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
                                               Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           June 30, 2011

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

                      FINANCIAL STATEMENTS



Balance Sheets as of June 30, 2011                                 F-1

Statements of Operations for the Period from April 20, 2011
(Inception) to June 30, 2011         	                           F-2

Statement of Changes in Stockholders' Equity for the Period
from April 20, 2011  (Inception) to June 30, 2011	           F-3

Statements of Cash Flows for the Period from April 20, 2011
(Inception) to June 30, 2011	                                   F-4

Notes to Financial Statements 	                                   F5-F8

                COTTONWOOD ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEETS


                  ASSETS


                                             June 30,
                                               2011
                                            ----------
                                            (Unaudited)
   Current Assets

     Cash                                   $  2,000
                                            --------
        TOTAL ASSETS                        $  2,000
                                            ========


                  STOCKHOLDERS' EQUITY

   Stockholders' Equity

   Preferred stock, $0.0001 par value,
     20,000,000 shares authorized;
     None outstanding                       $      -

   Common Stock, $0.0001 Par Value,
      100,000,000 Shares Authorized;
      20,000,000 Shares Issued and
      Outstanding                              2,000

    Additional paid-in capital                   750

    Deficit Accumulated during
       development stage                        (750)
                                            ---------
    Total Stockholders' Equity                 2,000
                                            ---------
       TOTAL STOCKHOLDERS' EQUITY           $  2,000
                                            =========


         See accompanying notes to the financial statements


                        COTTONWOOD ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS


                                            For the Period
                                          from April 20, 2011
                                             (Inception) to
                                             June 30, 2011
                                            --------------
                                            (Unaudited)

      Operating Expenses                    $      750
                                           ------------
      Net loss                              $     (750)
                                           ============

      Loss per Share -
         basic and diluted                  $    (0.00)
                                           ------------

      Weighted Average Shares -             20,000,000
           basic and diluted               ============



                See accompanying notes to financial statements

                                       F-2

                           COTTONWOOD ACQUISITION CORPORATION
                           (A Development Stage Company)
                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                             Deficit        Total
                                                           Additional      Accumulated      Stock-
                                   Common Stock             Paid-In        During the       holders'
                                 Shares       Amount        Capital      Development Stage  Equity
                              ----------     ---------      ---------    ----------------   ---------
Balance, April 20, 2011
   (Inception)                       -       $     -        $      -       $      -         $      -

  Shares issued
     for cash                  20,000,000        2,000             -              -              2,000

  Additional paid-in capital         -              -             750             -                750

  Net Loss                           -              -               -           (750)             (750)
                             ------------     ---------      ---------    --------------      ---------
Balance, May 10, 2011          20,000,000     $  2,000      $     750       $   (750)       $    2,000
                             ------------     ---------      ---------     -------------     ----------
  Net loss                           -              -               -               -               -
                             ------------     ---------      ---------     -------------     ----------
Balance,
June 30, 2011                20,000,000       $  2,000      $     750       $   (750)       $   2,000
                             ==========       =========     ==========     =============     ==========

               See accompanying notes to financial statements

                           COTTONWOOD ACQUISITION CORPORATION
                           (A Development Stage Company)
                              STATEMENT OF CASH FLOWS
                            ------------------------

                                                   For the Period from
                                                      April 20, 2011
                                                     (Inception) to
                                                     June 30, 2011
                                                      (Unaudited)
                                                   ------------------

OPERATING ACTIVITIES

  Net loss                                         $       (750)

                                                   ---------------
      Net cash used in operating activities                (750)
                                                   ---------------
FINANCING ACTIVITIES

 Proceeds from issuance of common stock                   2,000

 Proceeds from stockholders' additional
     paid-iin capital                                       750
                                                  ---------------
 Net Cash provided by financing activities                2,750
                                                   ---------------
 Net increase in cash                                     2,000

Cash,beginning of period                                     -
                                                   ---------------
Cash, end of period                                $      2,000
                                                   ===============

                 See accompanying notes to financial statements

                 Cottonwood Acquisition Corporation
                  (A Development Stage Company)
                  Notes to Financial Statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT POLICIES

NATURE OF OPERATIONS

Cottonwood Acquisition Corporation ("Cottonwood" or "the Company") was incorporated on April 20, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to,selected mergers and acquisitions. Cottonwood has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing this registration statement. Cottonwood will attempt to locate and negotiate with a business entity for the combination of that target company with Cottonwood. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or
Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that Cottonwood will be successful in locating or negotiating with any target company. Cottonwood has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934. The Company selected December 31 as its fiscal year end.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's financial statements. Such financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying financial statements.

USE OF ESTIMATES

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Form 10 filed on June 2, 2011 with the SEC. In preparing these condensed financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                 Cottonwood Acquisition Corporation
                  (A Development Stage Company)
                  Notes to Financial Statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT POLICIES
         (CONTINUED)

         LOSS PER COMMON SHARE

Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2011 there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. These tiers include:

     Level 1: defined as observable inputs such as quoted prices in active markets;
     Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

The carrying amounts of financial assets and liabilities approximate their fair values because of the short maturity of these instruments.

Note 2 - GOING CONCERN

The Company has sustained net loss of $750 since inception of the Company on April 20, 2011. Additionally, the Company has accumulated deficit of $750 on June 30, 2011. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

                 Cottonwood Acquisition Corporation
                  (A Development Stage Company)
                  Notes to Financial Statements


Note 2 - GOING CONCERN (CONTINUED)

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiate with a business entity for the combination of that target company with the Company.

Tiber Creek Corporation, a company affiliated with management, will pay all expenses incurred by the Company until a business combination is effected, without repayment. There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued ASU 2010-29, Disclosure of
Supplementary Pro Forma Information for Business Combinations. This proposed ASU reflects the consensus-for-exposure in EITF Issue No. 10-G, "Disclosure of Supplementary Pro Forma Information for Business Combinations." The Amendments in this proposed ASU specify that if a public entity presents comparative financial statements, the entity would disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU would also expand the supplemental pro forma disclosures under Codification Topic 805, Business Combinations, to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. This proposed ASU would be effective prospectively for business combinations that are consummated on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption would be permitted. The adoption of this ASU did not have a material impact to our financial statements. The new disclosures and clarifications of existing disclosures are effective now, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

                 Cottonwood Acquisition Corporation
                  (A Development Stage Company)
                  Notes to Financial Statements


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In May 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

NOTE 4 - RELATED PARTY TRANSACTIONS

On April 20, 2011, the Company issued 20,000,000 common shares to two directors and officers for $2,000 in cash.

NOTE 5   SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 19, 2011, the date the financial statements were available to be issued.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      Cottonwood Acquisition Corporation ("Cottonwood") was incorporated on April 20, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Cottonwood has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing this registration statement. Cottonwood has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

     The president of Cottonwood is the president, director and shareholder of Tiber Creek Corporation. Tiber Creek Corporation assists companies in becoming public reporting companies and with introductions to the financial community. To become a public company, Tiber Creek Corporation may recommend that a company file a registration statement, most likely on Form S-1, or alternatively that a company first effect a business combination with Cottonwood and then subsequently file a registration statement. A company may choose to effect a business combination with Cottonwood before filing a registration statement as such method may be an effective way to obtain exposure to the brokerage community.

     Tiber Creek will typically enter into an agreement with the target company for assisting it to become a public reporting company and for the preparation and filing of a registration statement and the introduction to brokers and market makers. The target company pays Tiber Creek Corporation for such services. Such services include, if appropriate, the use of Cottonwood. Cottonwood will only be used as part of such process and is not offered for sale. If the target company chooses to enter into business combination with Cottonwood, the registration statement will be prepared after such business combination. The terms of a business combination may provide for redemption of all or part of their stock in Cottonwood, usually at par.

     The most likely target companies are those seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors.

     Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

     In analyzing prospective business opportunities, Cottonwood may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of Cottonwood to search for and enter into potential business opportunities.

     A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

     Cottonwood has, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. However, Cottonwood offers owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a reporting company.

     As of June 30, 2011, Cottonwood has not generated revenues and has no income or cash flows from operations since inception. The continuation of Cottonwood as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully locate and negotiate with a business entity for the combination of that target company with Cottonwood . Tiber Creek Corporation will pay all expenses incurred by Cottonwood until a business combination is effected, without repayment.

    In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements." This update addresses both the interaction of the requirements of Topic 855, Subsequent Events, with the SEC's reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4). The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances. The adoption of ASU 2010-09 did not have a material impact on the Company's results of operations or financial condition.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.


ITEM 4.  Controls and Procedures.

Disclosures and Procedures

      Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer).

      Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

      This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange
Commission that permit the Company to provide only management's report in this Quarterly Report.

Changes in Internal Controls

      There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                   PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, Cottonwood has issued 20,000,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $2,000:

     On April 20, 2011 Cottonwood issued the following shares of its common stock:

Name               Number of Shares         Consideration

Tiber Creek Corporation    10,000,000          $1,000
MB Americus LLC            10,000,000          $1,000



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 5.  OTHER INFORMATION

               (a)  Not applicable.
               (b)  Item 407(c)(3) of Regulation S-K:

   During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6.  EXHIBITS

     (a)     Exhibits

     31   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               COTTONWOOD ACQUISITION CORPORATION

                               By:   /s/ James M. Cassidy
                                     President, Chief Financial Officer

Dated:   August 19, 2011