Form 10-Q
period 2011-09-30
Creative Entertainment Holdings, INc.
filed 2011-11-14
CIK 1522212

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2011

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to

       Commission file number 	000-54425


             CREATIVE ENTERTAINMENT HOLDINGS, INC.
      (Exact Name of Registrant as Specified in its Charter)


              COTTONWOOD ACQUISITION CORPORATION
               (Former Name of Registrant)

            Delaware                            45-1877140
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)


                    2031 West Peoria Avenue
                    Phoenix, Arizona 85029

       (Address of Principal Executive Offices)(zip code)


                         602-680-7439
       (Registrant's telephone number, including area code)


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


     Class                                 Outstanding at
                                           September 30, 2011

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

                      FINANCIAL STATEMENTS


Balance Sheet as of September 30, 2011                             F-1

Statements of Operations for the Period from April 20, 2011
(Inception) to September 30, 2011         	                   F-2

Statements of Cash Flows for the Period from April 20, 2011
(Inception) to September 30, 2011	                           F-3

Notes to Financial Statements 	                                   F4-F7

                COTTONWOOD ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEET


                  ASSETS


                                           September 30,
                                               2011
                                            ----------
                                            (Unaudited)
 Current Assets

     Cash                                   $  2,000
                                            --------
        Total Assets                        $  2,000
                                            ========


                  STOCKHOLDERS' EQUITY

 Stockholders' Equity

    Preferred stock, $0.0001 par value,
     20,000,000 shares authorized;
     None outstanding                       $      -

     Common Stock, $0.0001 Par Value,
      100,000,000 Shares Authorized;
      20,000,000 Shares Issued and
      Outstanding                              2,000

     Additional Paid-in Capital                  750

     Deficit accumulated during the
       development stage                        (750)
                                            ---------
          Total Stockholders' Equity        $  2,000
                                            =========


         See accompanying notes to financial statements


                        COTTONWOOD ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS


                                Three months     For the period from
                                   ended           April 20, 2011
                                September 30,      (inception) to
                                   2011          September 30, 2011
                                (Unaudited)         (Unaudited)
                               -------------     -----------------


    Operating expenses          $       -         $      750
                                  ------------      ------------
    Net loss                    $       -         $     (750)
                                  ============      ============

    Loss per share -
       basic and diluted        $       -         $    (0.00)
                                  ------------      ------------

    Weighted average shares -     20,000,000        20,000,000
         basic and diluted      ==============     =============


                See accompanying notes to financial statements

                                 F-2

                           COTTONWOOD ACQUISITION CORPORATION
                           (A Development Stage Company)
                              STATEMENT OF CASH FLOWS
                            ------------------------

                                                   For the Period from
                                                      April 20, 2011
                                                      (inception) to
                                                    September 30, 2011
                                                      (Unaudited)
                                                   ------------------

OPERATING ACTIVITIES

  Net loss                                         $       (750)
                                                   --------------
      Net cash used in operating activities                (750)
                                                   --------------
FINANCING ACTIVITIES

 Proceeds from the issuance of common stock               2,000

 Proceeds from stockholders' additional
     paid-in capital                                        750
                                                  --------------
     Net Cash provided by financing activities            2,750
                                                  --------------
 Net increase in cash                                     2,000

 Cash,beginning of period                                     -
                                                   -------------
 Cash, end of period                               $      2,000
                                                   =============

               See accompanying notes to financial statements

                 Cottonwood Acquisition Corporation
                  (A Development Stage Company)
                  Notes to Financial Statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT POLICIES

NATURE OF OPERATIONS

Cottonwood Acquisition Corporation ("Cottonwood" or "the Company") was incorporated on April 20, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Cottonwood has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing a registration statement. Cottonwood will attempt to locate and negotiate with a business entity for the combination of that target company with Cottonwood. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that Cottonwood will be successful in locating or negotiating with any target company. Cottonwood has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934. The Company selected December 31 as its fiscal year end.

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

USE OF ESTIMATES

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Form 10 filed on June 2, 2011 with the SEC. In preparing these condensed financial statements, management is required to make estimates and assumptions that affect the reported amount of asset as of the date of the condensed financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                 Cottonwood Acquisition Corporation
                  (A Development Stage Company)
                  Notes to Financial Statements


NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT POLICIES
         (CONTINUED)

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2011 there were no outstanding dilutive securities.

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

     Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

     Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions


NOTE 2 - GOING CONCERN

The Company has a sustained net loss of $750 since inception of the Company on April 20, 2011. Additionally, the Company has an accumulated deficit of $750 on September 30, 2011. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

                 Cottonwood Acquisition Corporation
                  (A Development Stage Company)
                  Notes to Financial Statements

NOTE 2 - GOING CONCERN (CONTINUED)

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiating with a business entity for the combination of that target company with the Company.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. This proposed ASU reflects the consensus-for-exposure in EITF Issue No. 10-G, "Disclosure of Supplementary Pro Forma Information for Business Combinations." The Amendments in this proposed ASU specify that if a public entity presents comparative financial statements, the entity would disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU would also expand the supplemental pro forma disclosures under Codification Topic 805, Business Combinations, to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. This proposed ASU would be effective prospectively for business combinations that are consummated on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption would be permitted. The adoption of this ASU did not have a material impact to our financial statements. The new disclosures and clarifications of existing disclosures are effective now, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company's financial statements and related disclosures.

                 Cottonwood Acquisition Corporation
                  (A Development Stage Company)
                  Notes to Financial Statements

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In May 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its financial statements and related disclosures.

NOTE 4 - RELATED PARTY TRANSACTIONS

On April 20, 2011, the Company issued 20,000,000 common shares to two directors and officers for $2,000 in cash. The Company has not issued any additional common shares as of September 30, 2011.

NOTE 5   SUBSEQUENT EVENTS

On October 28, 2011, the shareholders of the Company and the Board of Directors unanimously approved the change of the Company's name to Creative Entertainment Holdings, Inc. and filed such changes with the State of Delaware.

On October 30, 2011, the Company redeemed an aggregate of 19,700,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $0.0001 per share for an aggregate redemption price of $1,970.

On October 30, 2011, new officers and directors were appointed and elected and the prior officers and directors resigned.

On October 31, 2011, the Company issued 19,700,000 shares of its common stock at a par value $0.0001 for an aggregate of $1,970 to new unrelated third party investors resulting in a change in ownership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      Cottonwood Acquisition Corporation ("Cottonwood") was incorporated on April 20, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Cottonwood has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing a registration statement. Cottonwood has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

     For the period covered by this report, the president of Cottonwood was the president, director and shareholder of Tiber Creek Corporation. Tiber Creek Corporation assists companies in becoming public reporting companies and with introductions to the financial community. To become a public company, Tiber Creek Corporation may recommend that a company file a registration statement, most likely on Form S-1, or alternatively that a company first effect a business combination with Cottonwood and then subsequently file a registration statement. A company may choose to effect a business combination with Cottonwood before filing a registration statement as such method may be an effective way to obtain exposure to the brokerage community.

    Cottonwood anticipates that it may enter into a business combination with an operating company located in Arizona. The company intends to acquire, build, own and operate nightclubs and gentlemen's clubs in Phoenix, Arizona and other major U.S. cities. No contracts or agreements have been entered into as of the date hereof and no physical property has been purchased, designed or opened in regard to such clubs.

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

     As of September 30, 2011, Cottonwood has not generated revenues and has no income or cash flows from operations since inception. The continuation of Cottonwood as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully locate and negotiate with a business entity for the combination of that target company with Cottonwood.

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

Subsequent Activities

    Subsequent to the date covered by this report, the Company effected the following events which resulted in a change of control of the Company:

    On October 30, 2011 the Company redeemed an aggregate of 19,700,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,970. The then officers and directors of the Company resigned and Timothy P. Herbst was elected to the board of directors.

    The following persons were appointed to the offices appearing next to their name:

              Timothy P. Herbst        President
              Timothy Warbington       Secretary, Chief Financial Officer
              Kim A. Feddick           Treasurer

     On October 31, 2011, the Company issued 19,700,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par for an aggregate of $1,970 representing 98% of the total outstanding 20,000,000 shares of common stock.


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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, Cottonwood has issued the following common shares:

     On April 20, 2011 Cottonwood issued 20,000,000 shares to two shareholders pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $2,000.

    On October 30, 2011 the Company redeemed an aggregate of 19,700,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,970.

    On October 31, 2011, the Company issued 19,700,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par for an aggregate of $1,970 representing 98% of the total outstanding 20,000,000 shares of common stock.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 28, 2011, the shareholders of the Company and the Board of Directors unanimously approved the change of the Company's name to Creative Entertainment Holdings, Inc. and filed such changes with the State of Delaware.


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

                              Creative Entertainment Holdings, Inc.


                               By:   /s/ Timothy P. Herbst
                                     President


				By:  /s/  Timothy Warbington
					Chief Financial Officer
Dated:   November 9, 2011